Form 10-K
period 2017-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2015-C24
filed 2018-04-02
CIK 1646924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

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

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

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

• In March 2016, LNR Securities Holdings, LLC, the designated representative of the 535-545 Fifth Avenue controlling note holder, appointed LNR Partners, LLC to act as special servicer for the 535-545 Fifth Avenue mortgage loan under the MSBAM 2015-C24 pooling and servicing agreement.

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing the 535-545 Fifth Avenue loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2017 calendar year is $17,570,016.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of August 1, 2015, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as trust advisor, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent. (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on October 15, 2015 under SEC File No. 333-180779-18 and incorporated by reference herein).

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

33.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7  National Tax Search, LLC, as Servicing Function Participant

33.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.9  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.10  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.11  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17)

33.12  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) (see Exhibit 33.11)

33.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7  National Tax Search, LLC, as Servicing Function Participant

34.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.9  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.10  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.11  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17)

34.12  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) (see Exhibit 34.11)

34.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17)

35.6  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17)

35.7  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17)

35.8  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated July 24, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on October 15, 2015 under SEC File No. 333-180779-18 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated July 24, 2015, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on October 15, 2015 under SEC File No. 333-180779-18 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated July 24, 2015, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on October 15, 2015 under SEC File No. 333-180779-18 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated July 24, 2015, between Morgan Stanley Capital I Inc., Starwood Mortgage Funding III LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on October 15, 2015 under SEC File No. 333-180779-18 and incorporated by reference herein).

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

(Depositor)

By: /s/ George Kok

George Kok,President

(senior officer in charge of securitization of the depositor)

Date: April 2, 2018

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of August 1, 2015, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Lender Services LLC, as trust advisor, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent. (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on October 15, 2015 under SEC File No. 333-180779-18 and incorporated by reference herein).

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

33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.5 Park Bridge Lender Services LLC, as Operating Advisor

33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7 National Tax Search, LLC, as Servicing Function Participant

33.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.11 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17)

33.12 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) (see Exhibit 33.11)

33.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.5 Park Bridge Lender Services LLC, as Operating Advisor

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7 National Tax Search, LLC, as Servicing Function Participant

34.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.10 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.11 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17)

34.12 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17) (see Exhibit 34.11)

34.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.5 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17)

35.6 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17)

35.7 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced: 535-545 Fifth Avenue (from 1/1/17 to 12/31/17)

35.8 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced: 32 Old Slip Fee (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated July 24, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on October 15, 2015 under SEC File No. 333-180779-18 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated July 24, 2015, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on October 15, 2015 under SEC File No. 333-180779-18 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated July 24, 2015, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on October 15, 2015 under SEC File No. 333-180779-18 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated July 24, 2015, between Morgan Stanley Capital I Inc., Starwood Mortgage Funding III LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on October 15, 2015 under SEC File No. 333-180779-18 and incorporated by reference herein).