Form 10-K
period 2018-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2015-C24
filed 2019-03-29
CIK 1646924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor:0001682532

Starwood Mortgage Funding III LLC

(exact names of the sponsors as specified in their charters)

New York	38‑3976040 38‑3976041 38‑3976042 38‑7143569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing the 535-545 Fifth Avenue loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2018 calendar year is $16,031,340.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated August 5, 2015, LNR Partners, LLC is an affiliate of Starwood Mortgage Funding III LLC, a sponsor and mortgage loan seller under the MSBAM 2015-C24 securitization transaction, Starwood Mortgage Capital LLC, an originator of certain of the mortgage loans included in the MSBAM 2015-C24 securitization transaction, and LNR Securities Holdings, LLC, the controlling class representative under the MSBAM 2015-C23 transaction as of the closing date thereof, pursuant to which the 32 Old Slip Fee mortgage loan is serviced, and, as of the time of the appointment of LNR Partners, LLC as special servicer with respect to the 535-545 Fifth Avenue mortgage loan, the controlling class representative and the holder of certificates representing more than 50% of the aggregate certificate balance of the controlling class under the MSBAM 2015-C26 transaction, pursuant to which the 535-545 Fifth Avenue control note was securitized, and LNR Partners, LLC is also the special servicer under the MSBAM 2015-C23 transaction, pursuant to which the 32 Old Slip Fee mortgage is serviced.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7  National Tax Search, LLC, as Servicing Function Participant

33.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.9  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.10  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.11  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18)

33.12  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18) (see Exhibit 33.11)

33.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7  National Tax Search, LLC, as Servicing Function Participant

34.8  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.9  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.10  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.11  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18)

34.12  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18) (see Exhibit 34.11)

34.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18)

35.6  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18)

35.7  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C24 securitization, pursuant to which the following mortgage loans were serviced by such party: 535-545 Fifth Avenue (from 1/1/18 to 12/31/18)

35.8  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated July 24, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on October 15, 2015 under SEC File No. 333-180779-18 and incorporated by reference herein).

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

Date: March 29, 2019