Form 10-K
period 2019-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2015-C24
filed 2020-03-26
CIK 1646924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The mortgaged property securing the 535-545 Fifth Avenue loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2019 calendar year is $14,349,791.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year and additional errors during such year were identified during the related audit. Following identification, Midland made staffing changes and additional improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

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

33.1  Wells Fargo Bank, National Association, as Certificate Administrator

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Wells Fargo Bank, National Association, as Master Servicer

33.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.5  LNR Partners, LLC, as Special Servicer (with respect to the 535-545 Fifth Avenue mortgage loan)

33.6  Park Bridge Lender Services LLC, as Operating Advisor

33.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8  National Tax Search, LLC, as Servicing Function Participant

33.9  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/19 to 12/31/19) (see Exhibit 33.7)

33.11  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.12  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/19 to 12/31/19) (see Exhibit 33.5)

33.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Wells Fargo Bank, National Association, as Master Servicer

34.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.5  LNR Partners, LLC, as Special Servicer (with respect to the 535-545 Fifth Avenue mortgage loan)

34.6  Park Bridge Lender Services LLC, as Operating Advisor

34.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8  National Tax Search, LLC, as Servicing Function Participant

34.9  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.10  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/19 to 12/31/19) (see Exhibit 34.7)

34.11  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.12  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/19 to 12/31/19) (see Exhibit 34.5)

34.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.5  LNR Partners, LLC, as Special Servicer (with respect to the 535-545 Fifth Avenue mortgage loan)

35.6  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.7  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/19 to 12/31/19) (see Exhibit 35.5)

35.8  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C23 securitization, pursuant to which the following mortgage loans were serviced by such party: 32 Old Slip Fee (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated July 24, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on October 15, 2015 under SEC File No. 333-180779-18 and incorporated by reference herein).

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

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, Director and President

(senior officer in charge of securitization of the depositor)

Date:  March 25, 2020